Form 10-Q
period 2026-06-30
TRAVELZOO
filed 2026-08-13
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Travelzoo common stock outstanding as of August 7, 2026 was 10,202,337.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$6,838	$10,007
Accounts receivable, less allowance for doubtful accounts of $787 and $1,222 as of June 30, 2026 and December 31, 2025, respectively	14,543	10,723
Prepaid income taxes	1,827	1,364
Prepaid expenses and other	2,064	1,302
Total current assets	25,272	23,396
Deposits and other	193	166
Deferred tax assets	4,744	4,202
Restricted cash	754	756
Operating lease right-of-use assets	4,334	4,047
Property and equipment, net	132	231
Intangible assets, net	1,450	1,450
Goodwill	10,944	10,944
Total assets	$47,823	$45,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,474	$7,761
Merchant payables	10,723	11,665
Accrued expenses and other	5,544	3,926
Deferred revenue	12,737	8,728
Income tax payable	71	279
Operating lease liabilities	2,026	1,811
Total current liabilities	39,575	34,170
Long-term tax liabilities	10,770	9,260
Long-term operating lease liabilities	4,074	4,184
Total liabilities	54,419	47,614
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share ( 5,000 shares authorized; none issued) Common stock, $0.01 par value (20,000 shares authorized; 10,232 shares issued and outstanding as of June 30, 2026, 10,932 shares issued and outstanding as of December 31, 2025)	102	109
Additional paid-in capital	—	—
Tax indemnification	(9,537)	(9,537)
Retained earnings	3,105	7,243
Accumulated other comprehensive loss	(5,410)	(5,331)
Total Travelzoo stockholders’ equity (deficit)	(11,740)	(7,516)
Non-controlling interest	5,144	5,094
Total stockholders’ equity (deficit)	(6,596)	(2,422)
Total liabilities and stockholders’ equity	$47,823	$45,192

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$23,208	$23,906	$47,481	$47,046
Cost of revenues	7,104	5,163	12,340	9,335
Gross profit	16,104	18,743	35,141	37,711
Operating expenses:
Sales and marketing	13,734	11,483	24,850	21,708
Product development	602	698	1,266	1,332
General and administrative	4,530	4,502	8,343	8,807
Total operating expenses	18,866	16,683	34,459	31,847
Operating income (loss)	(2,762)	2,060	682	5,864
Other income, net	274	161	270	790
Income before income taxes	(2,488)	2,221	952	6,654
Income tax expense (benefit)	(382)	740	560	1,912
Net income (loss)	(2,106)	1,481	392	4,742
Net income attributable to non-controlling interest	30	79	50	172
Net income (loss) attributable to Travelzoo	$(2,136)	$1,402	$342	$4,570

Net income (loss) per share —basic	$(0.21)	$0.13	$0.03	$0.39

Net Income (loss) per share—diluted	$(0.21)	$0.12	$0.03	$0.38

Shares used in per share calculation—basic	10,319	11,139	10,577	11,617

Shares used in per share calculation—diluted	10,319	11,505	10,658	12,088

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$(2,106)	$1,481	$392	$4,742
Other comprehensive income (loss):
Foreign currency translation adjustment	(113)	(129)	(79)	(249)
Total comprehensive income (loss)	$(2,219)	$1,352	$313	$4,493

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$392	$4,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110	182
Stock-based compensation	719	708
Deferred income tax	(753)	5
Net foreign currency effect	52	(295)
Provision for accounts receivable and refund reserve	(146)	124
Changes in operating assets and liabilities:
Accounts receivable	(3,857)	1,743
Prepaid income taxes	(575)	238
Prepaid expenses, deposits and other	(521)	(144)
Accounts payable	684	(180)
Merchant payables	(814)	(4,441)
Accrued expenses and other	1,733	1,842
Deferred revenue	4,097	1,720
Income tax payable	(121)	(2,007)
Other liabilities	1,186	345
Net cash provided by operating activities	2,186	4,582
Cash flows from investing activities:
Purchases of property and equipment	(14)	(34)
Net cash used in investing activities	(14)	(34)
Cash flows from financing activities:
Repurchase of common stock	(5,206)	(11,418)
Exercise of stock options and taxes paid for net share settlement of equity awards	—	(104)
Net cash used in financing activities	(5,206)	(11,522)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(137)	432
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,171)	(6,542)
Cash, cash equivalents and restricted cash at beginning of period	10,763	17,740
Cash, cash equivalents and restricted cash at end of period	$7,592	$11,198
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$560	$2,726
Right-of-use assets obtained in exchange for lease obligations—operating leases	$1,213	$321
Cash paid for amounts included in the measurement of lease liabilities	$1,658	$897
Non-cash investing and financing activities:
Accrued excise tax for share repurchases	$52	$113

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, March 31, 2026	10,432	104	—	—	(9,537)	6,461	(5,297)	(8,269)	5,114	(3,155)
Stock-based compensation expense	—	—		684	—	—	—	684	—	684
Repurchase of common stock (1)	—	—	(1,906)	—	—		—	(1,906)	—	(1,906)
Retirement of treasury stock	(200)	(2)	1,906	(684)	—	(1,220)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	—	—		—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—		—	—	—	(113)	(113)	—	(113)
Net income (loss)	—	—		—	—	(2,136)	—	(2,136)	30	(2,106)
Balances, June 30, 2026	10,232	$102	$—	$—	$(9,537)	$3,105	$(5,410)	$(11,740)	$5,144	$(6,596)
(1) Includes a 1% excise tax applicable to share repurchases.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, March 31, 2025	11,245	112	—	—	(9,537)	8,820	(5,447)	(6,052)	4,908	(1,144)
Stock-based compensation expense	—	—		339	—	—	—	339	—	339
Repurchase of common stock (1)	—	—	(2,524)	—	—		—	(2,524)	—	(2,524)
Retirement of treasury stock	(172)	(1)	2,524	(235)	—	(2,288)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	8	—		(104)	—	—	—	(104)	—	(104)
Foreign currency translation adjustment	—	—		—	—	—	(129)	(129)	—	(129)
Net income	—	—		—	—	1,402	—	1,402	79	1,481
Balances, June 30, 2025	11,081	$111	$—	$—	$(9,537)	$7,934	$(5,576)	$(7,068)	$4,987	$(2,081)
(1) Includes a 1% excise tax applicable to share repurchases.

See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, December 31, 2025	10,932	109	—	—	(9,537)	7,243	(5,331)	(7,516)	5,094	(2,422)
Stock-based compensation expense	—	—	—	719	—	—	—	719	—	719
Repurchase of common stock (1)	—	—	(5,206)	—	—	—	—	(5,206)	—	(5,206)
Retirement of treasury stock	(700)	(7)	5,206	(719)	—	(4,480)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(79)	(79)	—	(79)
Net income	—	—	—	—	—	342	—	342	50	392
Balances, June 30, 2026	10,232	$102	$—	$—	$(9,537)	$3,105	$(5,410)	$(11,740)	$5,144	$(6,596)
(1) Includes a 1% excise tax applicable to share repurchases.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, December 31, 2024	11,836	118	—	—	(9,537)	14,284	(5,327)	(462)	4,815	4,353
Stock-based compensation expense	—	—	—	708	—	—	—	708	—	708
Repurchase of common stock (1)	—		(11,531)	—	—	—	—	(11,531)	—	(11,531)
Retirement of treasury stock	(763)	(7)	11,531	(604)	—	(10,920)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	8	—	—	(104)	—	—	—	(104)	—	(104)
Foreign currency translation adjustment	—	—	—	—	—	—	(249)	(249)	—	(249)
Net income	—	—	—	—	—	4,570	—	4,570	172	4,742
Balances, June 30, 2025	11,081	$111	$—	$—	$(9,537)	$7,934	$(5,576)	$(7,068)	$4,987	$(2,081)
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
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (“Azzurro”). Azzurro is the Company’s largest shareholder, and as of June 30, 2026, holds approximately 35.8% of the Company's outstanding shares.
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
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. Significant estimates included in the financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other future period, and the Company makes no representations related thereto.
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

Advertising and Commerce Revenues
Advertising revenues include revenue generated from the publishing of travel and entertainment offers on the Travelzoo website, in emails, on social media platforms and through the Travelzoo Network, and commerce revenues in the form of commissions from sales of vouchers as agent (our Local Deals and Getaways offerings), operation of our hotel booking platform, vacation package sales and sales of pre-purchased vouchers or hotel inventory in the form of credit amounts.
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
For transaction-based advertising revenues, including from products such as Local Deals and Getaways voucher sales, hotel platform bookings, vacation package sales and sales of pre-purchased vouchers or hotel inventory in the form of credit amounts, the Company evaluates whether it is acting as principal (thereby reporting revenue on a gross basis) versus agent (thereby reporting revenue on a net basis). Accordingly, the Company reports transaction-based advertising revenues on a net basis, as third-party suppliers are primarily responsible for fulfilling the underlying good or service, which the Company does not control prior to its transfer to the customer.
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
The Company relies upon certain practical expedients and exemptions provided for in Topic 606. The Company expenses sales commissions when incurred, as the amortization period would be one year or less, and these costs are recorded in sales and marketing expenses. In addition, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, and contracts for which it recognizes revenues at the amount to which it has the right to invoice for services performed.
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
Deferred Revenues
Deferred revenue primarily consists of deferred Membership Fees, customer prepayments and undelivered Company performance obligations related to contracts comprising multiple performance obligations. As of December 31, 2025, $2.2 million was recorded as deferred revenue for Jack's Flight Club, of which $1.7 million was recognized in the six months ended June 30, 2026, and $6.5 million was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $4.9 million was recognized as revenue in the six months ended June 30, 2026. As of June 30, 2026, deferred revenue was $12.8 million, of which $2.1 million was for Jack's Flight Club, and $10.7 million was for Travelzoo North America and Travelzoo Europe.
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
As of June 30, 2026, the Company had approximately $2.7 million of unredeemed vouchers that had been sold, representing the Company’s commission earned. The Company estimated and recorded a refund reserve of $118,000 for these unredeemed vouchers as of June 30, 2026, which is recorded as a reduction of revenues on the condensed consolidated statements of operations and within accrued expenses and other on the condensed consolidated balance sheet. As of December 31, 2025, the Company had approximately $2.9 million of unredeemed vouchers that had been sold representing the Company’s commission earned from the sale and estimated a refund reserve of $188,000 for these unredeemed vouchers as of December 31, 2025, as a reduction of revenues on the condensed consolidated statements of operations and within accrued expenses and other on the condensed consolidated balance sheet.
If our judgments regarding estimated member refunds are inaccurate, reported results of operations could differ from amounts previously accrued. Merchant payables of $10.7 million as of June 30, 2026 is recorded on the condensed consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed.
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
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. As of June 30, 2026 and December 31, 2025, the Company did not have any customers that accounted for 10% or more of accounts receivable.
As of June 30, 2026, the Company had merchant payables of $10.7 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. As such, the condensed consolidated balance sheet reflects negative net working capital (defined as current assets minus current liabilities) of $14.3 million at June 30, 2026. Payables to merchants are generally due upon redemption of vouchers by members who purchased them from the Company. As of June 30, 2026, unredeemed vouchers have maturities through June 2027; however, expiration dates may be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year after.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less on the date of purchase. Restricted cash includes cash and cash equivalents that are restricted through legal contracts, regulations or our intention to use the cash for a specific purpose. Our restricted cash primarily relates to refundable security deposits for real estate leases and funds held in escrow.
Management expects that cash on hand as of June 30, 2026 will be sufficient to provide for working capital needs for at least the next twelve months.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$6,838	$10,007
Restricted cash	754	756
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$7,592	$10,763
The Company’s restricted cash was included in noncurrent assets as of June 30, 2026 and December 31, 2025.
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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to Travelzoo	$(2,136)	$1,402	$342	$4,570
Denominator:
Weighted average common shares—basic	10,319	11,139	10,577	11,617
Effect of dilutive securities: stock options	—	366	81	471
Weighted average common shares—diluted	10,319	11,505	10,658	12,088

Net income (loss) per share —basic	$(0.21)	$0.13	$0.03	$0.39

Net income (loss) per share—diluted	$(0.21)	$0.12	$0.03	$0.38
For the three months ended June 30, 2026, options to purchase 113,000 shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
Note 3: Goodwill and Intangible Assets
Intangible Assets
The Company’s goodwill and intangible assets are adjusted to fair value if an impairment is recognized during the period. The fair value measurements are based on Level 3 inputs which are unobservable inputs based on management assumptions used to measure assets at fair value.
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
The Company performed an annual impairment test as of October 31, 2025 and did not identify any indicators of impairment for the year ended December 31, 2025. As of June 30, 2026, no indicators of impairment have been identified.
Amortization of Acquired Intangible Assets
The following table represents the activities of intangible assets for the three months ended June 30, 2026 and 2025 (in thousands):

Jack’s Flight Club
Intangible assets—March 31, 2025	1,457
Amortization of intangible assets with definite lives	(2)
Intangible assets—June 30, 2025	1,455
Amortization of intangible assets with definite lives	(3)
Intangible assets—September 30, 2025	1,452
Amortization of intangible assets with definite lives	(2)
Intangible assets—December 31, 2025	1,450
Amortization of intangible assets with definite lives	—
Intangible assets—March 31, 2026	1,450
Amortization of intangible assets with definite lives	—
Intangible assets—June 30, 2026	1,450
Amortization expense for acquired intangibles was $0 and $16,000 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense for acquired intangibles was $0 and $43,000 for the six months ended June 30, 2026 and 2025, respectively. There is no future amortization expense of acquired intangible assets for the three months ended June 30, 2026.

The Company performed its annual impairment testing of the Jack's Flight Club trade name as of October 31, 2025 using a relief from royalty method. No impairment was identified in 2025. As of June 30, 2026, the carrying value of the trade name was $1.5 million. The Company did not identify any indicators of impairment during the six months ended June 30, 2026.
Note 4: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and believes it is probable that the matter will be ruled on adversely. Accruals for legal contingencies were not material as of June 30, 2026 and December 31, 2025. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made.
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
Rent expense was $758,000 and $734,000 for the three months ended June 30, 2026 and 2025, respectively. See Note 10–Leases for more information.
The Company has purchase commitments aggregating approximately $433,000 as of June 30, 2026, which represent the minimum obligations the Company has under agreements with certain third-party service providers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.
Note 5: Income Taxes
In determining the quarterly provisions for income taxes, the Company historically used an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the UK. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes in the second quarter of 2026.
For the six months ended June 30, 2026, the Company calculated its interim tax provision using the discrete effective tax rate method. Under this method, the year-to-date period is treated as the annual period, and income tax expense or benefit is determined accordingly. The discrete method is used when small changes in estimated pre-tax book income could significantly affect the estimated annual effective tax rate, resulting in an unreliable estimate of income taxes.
For the three months ended June 30, 2026 and 2025, the Company reported effective income tax rates of 15% and 33%, respectively. The decrease was primarily attributable to the operating loss generated in the current quarter and increase in interest expense related to uncertain tax positions. For the six months ended June 30, 2026 and 2025, the Company reported effective income tax rates of 59% and 29%, respectively. The increase was primarily due to a decrease in operating profit for the six months ended June 30, 2026 and increase in interest expense related to uncertain tax positions.
As of June 30, 2026, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $1 million.
The Company maintains a reserve for potential liabilities for uncertain tax positions. As of June 30, 2026, the Company had approximately $23.9 million in total unrecognized tax benefits, of which up to $16.6 million would favorably affect the Company’s reported income if realized and recognized.
The Company’s policy is to include provisions for interest and penalties related to uncertain and unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of June 30, 2026 and December 31, 2025, the Company had approximately $1.8 million and $1.6 million in accrued interest, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2021 and forward and is subject to California tax examinations for years after 2020.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We have assessed the legislation and its effect on our consolidated financial statements. The enactment of the OBBBA Act did not have a material impact during the six months ended June 30, 2026. We will continue to monitor any future guidance or legislative developments related to the OBBBA Act to assess its potential implications on our tax position.
Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Beginning balance	$(5,297)	$(5,447)	$(5,331)	$(5,327)
Other comprehensive loss due to foreign currency translation, net of tax	(113)	(129)	(79)	(249)
Ending balance	$(5,410)	$(5,576)	$(5,410)	$(5,576)
There were no amounts reclassified from accumulated other comprehensive loss for the three months ended June 30, 2026 and 2025. There were no amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2026 and 2025. Accumulated other comprehensive loss consists of foreign currency translation gain or loss.
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
On January 1, 2021, pursuant to an executed Option Agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options were originally due to expire in January 2026. In January 2026, the Company approved the extension of the exercise period of the options for two years. The options now expire on January 1, 2028. In 2024, 37,500 options were exercised and 3,358 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. As of June 30, 2026, 12,500 options were vested and outstanding. Stock-based compensation related to this grant was fully expensed in 2024.
On March 3, 2022, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.14 and vesting 25% every six months over two years beginning on June 30, 2022 and ending on December 31, 2023. The options expire in March 2027. This grant was approved at the 2022 Annual Meeting of the shareholders. In 2024, 200,000 options were exercised and 53,753 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. As of June 30, 2026, 400,000 options were vested and outstanding. Stock-based compensation related to this grant was fully expensed in 2023.
On June 1, 2022, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $6.78 and quarterly vesting beginning on September 30, 2022 and ending on September 30, 2025 with vesting based on both time-based service condition and performance conditions. However, if the performance targets are not met as of the first date on which the time condition is met, the time condition may be extended by one quarter up to three times. The options expire in June 2027. Total stock-based compensation related to this option grant of $0 and $30,000 was recorded in sales and marketing expenses for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, 41,667 options were vested and outstanding. Stock-based compensation related to this grant was fully expensed in 2025.
On March 8, 2023, the Company granted its Chief Membership Officer and General Counsel, Christina Sindoni Ciocca,

options to purchase 200,000 shares of common stock of the Company, with an exercise price of $4.96 and vesting 12.5% every six months over four years beginning on June 30, 2023 and ending on December 31, 2026. This grant was approved at the Annual Meeting of Stockholders held in June 2023. The options expire in March 2028. In 2024, 75,000 options were exercised and 19,584 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. In 2025, 25,000 options were exercised and 7,890 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. As of June 30, 2026, 100,000 options were outstanding and 75,000 of these options were vested. Total stock-based compensation related to this option grant of $35,000 was recorded in general and administrative expenses for each of the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was approximately $70,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.5 years.
On March 28, 2024, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.58 and vesting 25% every six months over two years beginning on June 30, 2024 and ending on December 31, 2025. The options expire in March 2029. This grant was approved at the 2024 Annual Meeting of Stockholders. As of June 30, 2026, 600,000 options were outstanding and vested. Total stock-based compensation related to this option grant of $0 and $305,000 was recorded in general and administrative expenses for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation related to this grant was fully expensed in 2025.
On December 29, 2025 pursuant to an executed Option Agreement, the Company granted one employee options to purchase 50,000 shares of common stock of the Company, with an exercise price of $7.14 and annual vesting starting September 1, 2026 and ending on September 1, 2029. The options originally expire in December 2030. This grant was approved at the 2026 Annual Meeting of Stockholders. As of June 30, 2026, 50,000 options were outstanding and unvested. Total stock-based compensation related to this option grant was $18,000 was recorded in general and administrative expenses for the six months ended June 30, 2026, respectively. As of June 30, 2026, there was approximately $164,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.2 years.
On February 19, 2026, pursuant to an executed Option Agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $5.05 and vesting 25% every six months over two years beginning on June 30, 2026 and ending on December 31, 2027. The options expire in February 2031. This grant was approved at the 2026 Annual Meeting of Stockholders. As of June 30, 2026, 600,000 options were outstanding and 150,000 were vested. Total stock-based compensation related to this option grant was $619,000 recorded in general and administrative expenses for the six months ended June 30, 2026. As of June 30, 2026, there was approximately $1.9 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.5 years.
On March 4, 2026 pursuant to an executed Option Agreement, the Company granted one employee options to purchase 50,000 shares of common stock of the Company, with an exercise price of $6.28 and annual vesting starting March 4, 2027 and ending on March 4, 2030. The options originally expire in March 2031. This grant was approved at the 2026 Annual Meeting of Stockholders. As of June 30, 2026, 50,000 options were outstanding and unvested. Total stock-based compensation related to this option grant was $12,000 was recorded in general and administrative expenses for the six months ended June 30, 2026. As of June 30, 2026, there was approximately $183,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.7 years.
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
On March 5, 2026, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. During the three months ended June 30, 2026, the Company repurchased 200,000 shares of common stock for an aggregate purchase price of $1.9 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. During the six months ended June 30, 2026, the Company repurchased 700,000 shares of common stock for an aggregate purchase price of $5.2 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. As of June 30, 2026, there were 300,000 shares remaining to be repurchased under this program.
Note 9: Segment Reporting and Significant Customer Information
The following is a summary of operating results by business segment (in thousands):

Three Months Ended June 30, 2026	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$15,548	$6,376	$1,267	$17	$23,208
Intersegment revenues	131	(139)	8	—	—
Total net revenues	15,679	6,237	1,275	17	23,208
Sales and marketing (1)	8,307	4,821	606	—	13,734
Other costs and expenses (2)	8,866	2,615	703	52	12,236
Operating loss	$(1,494)	$(1,199)	$(34)	$(35)	$(2,762)
Other income, net					274
Income (loss) from continuing operations before income taxes					(2,488)

(1) Includes advertising and promotional costs, employee-related expenses for sales, marketing, and production teams, conference participation costs, professional services, public relations expenses, and facilities costs.

(2) Includes costs and expenses related to cost of revenues, product development, and general and administrative. Travelzoo North America and Travelzoo Europe general and administrative expenses include stock based compensation of $672,000 and $0, respectively.

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

Six Months Ended June 30, 2026	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$30,875	$13,961	$2,611	$34	$47,481
Intersegment revenues	473	(448)	(25)	—	—
Total net revenues	31,348	13,513	2,586	34	47,481
Sales and marketing (1)	14,310	9,342	1,198	—	24,850
Other costs and expenses (2)	15,285	5,091	1,470	103	21,949
Operating profit (loss)	$1,753	$(920)	$(82)	$(69)	$682
Other income, net					270
Income from continuing operations before income taxes					952
(1) Includes advertising and promotional costs, employee-related expenses for sales, marketing, and production teams, conference participation costs, professional services, public relations expenses, and facilities costs.

(2) Includes costs and expenses related to cost of revenues, product development, and general and administrative. Travelzoo North America and Travelzoo Europe general and administrative expenses include stock based compensation of $706,000 and $0, respectively.

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
For the three months ended June 30, 2026 and 2025, the Company did not have any customers that accounted for 10% or more of revenue. For the six months ended June 30, 2026 and 2025, the Company did not have any customers that accounted for 10% or more of revenue.
The following table sets forth the breakdown of revenues (in thousands) by category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Advertising and Commerce	$18,203	$20,874	$37,891	$41,554
Membership Fees	4,988	3,013	9,556	5,456
Other	17	19	34	36
Total revenues	$23,208	$23,906	$47,481	$47,046

Note 10: Leases
The Company leases office space in Canada, Germany, Spain, the U.K. and the U.S. Our leases have remaining lease terms ranging from less than one year to up to five years.
The following table summarizes the components of lease expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$421	$577	$925	$1,130
Short-term lease cost	336	138	575	278
Variable lease cost	133	116	372	230
Total lease cost	$890	$831	$1,872	$1,638
Cash payments against the operating lease liabilities totaled $1.7 million and $0.9 million for the six months ended June 30, 2026 and 2025. ROU assets obtained in exchange for lease obligations was $1.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.
The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	June 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	$4,334	$4,047

Liabilities:
Operating lease liabilities	$2,026	$1,811
Long-term operating lease liabilities	4,074	4,184
Total operating lease liabilities	$6,100	$5,995

Weighted average remaining lease term (years)	3.28	3.84
Weighted average discount rate	4.4%	4.1%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2026 (excluding the six months ended June 30, 2026)	$1,574
2027	2,083
2028	1,736
2029	1,493
2030	225
Total lease payments	7,111
Less interest	(1,011)
Present value of operating lease liabilities	$6,100
Note 11: Related Party Transactions
Consulting Agreement with Ralph Bartel
On January 1, 2023, with the unanimous approval of the Audit Committee, the Company entered into a Consulting Agreement with Ralph Bartel (the “Consulting Agreement”). The Consulting Agreement was amended and renewed, effective January 1, 2026. Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company's largest shareholder. Pursuant to the Consulting Agreement, Mr. Bartel provides strategic advisory for Travelzoo META, advisory on talent search, performance management consulting, strategic advisory to IT and brand strategy and public relations support. For the three and six months ended June 30, 2026, the fees and reimbursements of travel expenses payable to Mr. Bartel were $72,000 and $157,000, respectively.
Service Agreement with Talenti Milanesi S.r.l.
On February 28, 2019, with the unanimous approval of the Audit Committee, the Company entered into a service agreement with Talenti Milanesi S.r.l. (“TM”), a company controlled by Azzurro. Azzurro is the Company’s largest shareholder. Pursuant to the service agreement, TM provides advertising sales services for Italy and office space in Milan. For the three and six months ended June 30, 2026, the fees payable to TM pursuant to the service agreement were $53,000 and $78,000, respectively.

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

The “Advertising and Commerce” category consists primarily of (a) advertising fees paid by travel companies for the publishing of their offers on Travelzoo’s media properties, (b) commissions and revenues generated from the sale of Getaways vouchers and bookings on our hotel platform, and (c) publishing fees from high-quality local businesses, sale of Local Deals vouchers and entertainment offers. Advertising fees may be based on audience reach, placement in email newsletters or on media properties, number of listings, number of clicks, and/or actual sales. We typically recognize advertising revenues upon delivery of emails or clicks, as tracked by our internal platform or third-party platforms, in the period of the applicable insertion orders, which are typically for periods between one month and twelve months and are not automatically renewed. For Getaways vouchers, we recognize a percentage of the face value of vouchers upon sale as commission, net of an allowance for future refunds. Merchant agreements for Getaways advertisers are typically for periods between twelve and twenty-four months and are not automatically renewed. Revenues generated from local business offers are based upon a percentage of the face value of the vouchers sold, commission on actual sales or a listing fee based on audience reach. We recognize revenue upon the sale of vouchers, upon notification of the number of direct bookings or upon delivery of emails. For Local Deals vouchers, we recognize a percentage of the face value of vouchers upon the sale of the vouchers, net of an allowance for refunds. Insertion orders and merchant agreements for Local Deals are typically for periods between one and twelve months and are not automatically renewed.
As of June 30, 2026 and December 31, 2025, the Company had approximately $2.7 million and $2.9 million of unredeemed vouchers that had been sold, respectively, representing the Company’s commission. The Company estimates a refund reserve using historical and current refund rates by product and by merchant location to calculate estimated future refunds. The Company estimated and recorded a refund reserve of $118,000 and $188,000 as of June 30, 2026 and December 31, 2025, respectively, for these unredeemed vouchers which is recorded as a reduction of revenues on the condensed consolidated statements of operations, and accrued expense and other on the condensed consolidated balance sheet.
Merchant payables of $10.7 million as of June 30, 2026 related to unredeemed vouchers is recorded on the condensed consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed. Certain merchant contracts, typically in foreign locations, allow the Company to retain the proceeds from unredeemed vouchers upon expiration. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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
In addition to the type of membership offered, we believe the average cost per acquisition depends mainly on the advertising rates we pay for media buys, the quality of the members we acquire (based on both clicks and purchases through Travelzoo), our ability to manage our member acquisition efforts successfully, the regions we target to acquire new members and the relative costs for those regions, and the degree of competition in our industry.

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	30.6	21.6	26.0	19.8
Gross profit	69.4	78.4	74.0	80.2
Operating expenses:
Sales and marketing	59.2	48.1	52.3	46.1
Product development	2.6	2.9	2.7	2.8
General and administrative	19.5	18.8	17.6	18.7
Total operating expenses	81.3	69.8	72.6	67.6
Operating income (loss)	(11.9)	8.6	1.4	12.5
Other income, net	1.2	0.7	0.6	1.7
Income (loss) from operations before income taxes	(10.7)	9.3	2.0	14.2
Income tax expense (benefit)	(1.6)	3.1	1.2	4.1
Net income (loss)	(9.1)	6.2	0.8	10.1
Net income attributable to non-controlling interest	0.1	0.3	0.1	0.4
Net income (loss) attributable to Travelzoo	(9.2)%	5.9%	0.7%	9.7%
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Advertising and Commerce	$18,203	$20,874	$37,891	$41,554
Membership Fees	4,988	3,013	9,556	5,456
Other	17	19	34	36
Total revenues	$23,208	$23,906	$47,481	$47,046
Advertising and Commerce
Advertising and Commerce revenue decreased by $2.7 million for the three months ended June 30, 2026 from the three months ended June 30, 2025. This decrease was primarily driven by selling less advertising insertion orders, as the Company prioritized the sale of memberships.
Advertising and Commerce revenue decreased by $3.7 million for the six months ended June 30, 2026 from the six months ended June 30, 2025. This decrease was primarily driven by selling less advertising insertion orders, as the Company prioritized the sale of memberships.
Membership Fees
Revenues from Membership Fees increased $2.0 million for the three months ended June 30, 2026 from the three months ended June 30, 2025 due to the increase in paying members.

Revenues from Membership Fees increased $4.1 million for the six months ended June 30, 2026 from the six months ended June 30, 2025 due to the increase in paying members.
Other
Revenues from Other remained flat for the three and six months ended June 30, 2026 and 2025.
Cost of Revenues
Cost of revenues consists primarily of network expenses related to powering the Company's websites, database services, sending e-mails, amortization of capitalized website development costs, software and license expenses, publishing fees to partners of the Travelzoo Network, costs incurred upon the sale of pre-purchased vouchers and other products, including directly attributable member services (call center), cost of certain membership benefits that are considered integral to the contractual obligation to Club Members, and fees to payment processors. Cost of revenues was $7.1 million and $5.2 million, respectively, for the three months ended June 30, 2026 and 2025. Cost of revenues was $12.3 million and $9.3 million, respectively, for the six months ended June 30, 2026 and 2025.
Cost of revenues increased $1.9 million for the three months ended June 30, 2026 from the three months ended June 30, 2025 primarily due to the increase in costs recognized upon the sale of pre-purchased vouchers.
Cost of revenues increased $3.0 million for the six months ended June 30, 2026 from the six months ended June 30, 2025 primarily due to the increase in costs recognized upon the sale of pre-purchased vouchers.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and related expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, marketing professional service costs, public relations expenses and facilities costs. Sales and marketing expenses were $13.7 million and $11.5 million for the three months ended June 30, 2026 and 2025, respectively. Sales and marketing expenses were $24.9 million and $21.7 million for the six months ended June 30, 2026 and 2025, respectively. Advertising expenses consist primarily of online advertising which we refer to as traffic acquisition costs and member acquisition costs. For the three months ended June 30, 2026 and 2025, advertising expenses accounted for 40% and 25%, respectively, of the total sales and marketing expenses. For the six months ended June 30, 2026 and 2025, advertising expenses accounted for 32% and 20%, respectively, of the total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media platforms.
Sales and marketing expenses increased $2.2 million for the three months ended June 30, 2026 from the three months ended June 30, 2025. The increase was primarily due to the increase in member acquisition costs as a result of management's strategic plan.
Sales and marketing expenses increased $3.2 million for the six months ended June 30, 2026 from the six months ended June 30, 2025. The increase was primarily due to the increase in member acquisition costs as a result of management's strategic plan.
Product Development
Product development expenses consist primarily of salary and related expenses associated with software development employees, fees for professional services, software maintenance, amortization, and facilities costs. Product development expenses were $602,000 and $698,000 for the three months ended June 30, 2026 and 2025, respectively. Product development expenses were $1.3 million for the six months ended June 30, 2026 and 2025, respectively.
Product development expenses decreased $96,000 for the three months ended June 30, 2026 from the three months ended June 30, 2025 primarily due to the decrease in professional services costs.
Product development expenses remained flat for the six months ended June 30, 2026 and 2025.
General and Administrative
General and administrative expenses consist primarily of salary and related expenses associated with administrative and executive employees, bad debt expense, professional service expenses, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $4.5 million for the three months ended June 30, 2026 and 2025, respectively. General and administrative expenses were $8.3 million and $8.8 million for the six months ended June 30, 2026 and 2025, respectively.
General and administrative expenses remained flat for the three months ended June 30, 2026 from the three months ended June 30, 2025.
General and administrative expenses decreased $464,000 for the six months ended June 30, 2026 from the six months ended June 30, 2025 primarily due to a $251,000 decrease in payroll expenses and a $248,000 decrease in bad debt.
Other Income, net
Other income, net consisted primarily of foreign exchange transaction gains and losses, sublease income, German federal government funding for COVID-related pandemic relief, interest income and interest expense. Other income, net was $274,000 and $161,000, for the three months ended June 30, 2026 and 2025, respectively. Other income, net was $270,000 and $790,000, for the six months ended June 30, 2026 and 2025, respectively.
Other income, net increased $113,000 for the three months ended June 30, 2026 from the three months ended June 30, 2025 primarily due to $258,000 in write-offs from previously collected but unapplied media fees from clients, partially offset by a $164,000 decrease in foreign exchange transaction loss.
Other income, net decreased $520,000 for the six months ended June 30, 2026 from the six months ended June 30, 2025 primarily due to a $210,000 release of JFC VAT liabilities after a four-years statute of limitations and a $179,000 German federal government funding for COVID-19 pandemic relief the Company received and the foreign exchange transactions gains during the six months ended June 30, 2025.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income. Income tax expense (benefit) was $(382,000) and $740,000, respectively, for the three months ended June 30, 2026 and 2025. Our effective tax rate from continuing operations was 15% and 33%, respectively, for the three months ended June 30, 2026 and 2025. The Company’s effective tax rate for the three months ended June 30, 2026 changed from the three months ended June 30, 2025 primarily due to the decrease in operating profit and an increase to interest expense for the uncertain tax position in the three months ended June 30, 2026. Income tax expense was $0.6 million and $1.9 million, respectively, for the six months ended June 30, 2026 and 2025. Our effective tax rate from continuing operations was 59% and 29%, respectively, for the six months ended June 30, 2026 and 2025. The Company’s effective tax rate for the six months ended June 30, 2026 changed from the six months ended June 30, 2025 primarily due to a decrease in operating profit in the six months ended June 30, 2026 and an increase in interest expense associated with uncertain tax positions.
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

Travelzoo North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Revenues	$15,679	$16,132	$31,348	$31,260
Operating profit (loss)	$(1,494)	$2,818	$1,753	$6,412
Operating profit (loss) as a % of revenue	(9.5)%	17.5%	5.6%	20.5%
North America revenues decreased by $453,000 for the three months ended June 30, 2026 from the three months ended June 30, 2025. This decrease was primarily due to the decrease in advertising email revenue partially offset by the increase in paid Membership Fees and Getaways vouchers. North America expenses increased by $3.9 million for the three months ended June 30, 2026 from the three months ended June 30, 2025. The increase was primarily due to a $1.9 million increase in cost of revenue related to purchase of vouchers and gift cards which were sold during the three months ended June 30, 2026 and a $1.8 million increase in member acquisition costs.
North America revenues remained flat for the six months ended June 30, 2026 and 2025. North America expenses increased by $4.7 million for six months ended June 30, 2026 from the six months ended June 30, 2025. The increase was primarily due to a $2.8 million increase in cost of revenue related to purchase of vouchers and gift cards and a $2.0 million increase in member acquisition costs.
Travelzoo Europe

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Revenues	$6,237	$6,385	$13,513	$13,097
Operating loss	$(1,199)	$(883)	$(920)	$(655)
Operating loss as a % of revenue	(19.2)%	(13.8)%	(6.8)%	(5.0)%
Europe revenues decreased by $148,000 for the three months ended June 30, 2026 from the three months ended June 30, 2025. The decrease was primarily due to the decrease in advertising email revenue partially offset by the increase in paid Membership Fees and Getaways vouchers. Europe expenses increased by $168,000 for the three months ended June 30, 2026 from the three months ended June 30, 2025 primarily due to a $330,000 increase in member acquisition costs, offset by a $161,000 decrease in salary and related expenses.
Europe revenues increased by $416,000 for the six months ended June 30, 2026 from the six months ended June 30, 2025. The increase was primarily due to the increase in paid Membership Fees and Getaway vouchers. Europe expenses increased by $681,000 for the six months ended June 30, 2026 from the six months ended June 30, 2025 primarily due to a $738,000 increase in member acquisition costs, offset by a $269,000 decrease in salary and related expenses.
Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $22,000 and $42,000 for the three months ended June 30, 2026 and 2025, respectively. Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $68,000 and $11,000 for the six months ended June 30, 2026 and 2025, respectively.
Jack’s Flight Club

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Revenues	$1,275	$1,370	$2,586	$2,653
Operating profit (loss)	$(34)	$156	$(82)	$168
Operating profit (loss) as a % of revenue	(2.7)%	11.4%	(3.2)%	6.3%
Jack’s Flight Club revenues decreased by $95,000 for the three months ended June 30, 2026 from the three months ended June 30, 2025 due to the decrease in subscription fees paid by the members. Jack’s Flight Club expenses increased by $95,000 for the three months ended June 30, 2026 from the three months ended June 30, 2025 primarily due to the increase in employee and contractor costs.
Jack’s Flight Club revenues decreased by $67,000 for the six months ended June 30, 2026 from the six months ended June 30, 2025 due to the decrease in subscription fees paid by the members. Jack’s Flight Club expenses increased by $183,000 for the six months ended June 30, 2026 from the six months ended June 30, 2025 primarily due to the increase in employee and contractor costs.
New Initiatives

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Revenues	$17	$19	$34	$36
Operating loss	$(35)	$(31)	$(69)	$(61)
New Initiatives segment primarily consists of Travelzoo licensing business, Travelzoo META, Metaverse experience scouting and development business and the retail and fashion business acquired with MTE.
Liquidity and Capital Resources
As of June 30, 2026, we had $6.8 million in cash and cash equivalents, of which $5.4 million was held outside the U.S. in our foreign operations. If this cash is distributed to the U.S., we may be subject to additional foreign withholding taxes in certain circumstances. We also had $754,000 in restricted cash held in the U.S. and U.K. as of June 30, 2026.
Cash, cash equivalents and restricted cash decreased $3.2 million from $10.8 million as of December 31, 2025 to $7.6 million as of June 30, 2026, primarily due to $5.2 million cash used to repurchase common stock, partially offset by $2.2 million cash provided by operating activities.
As of June 30, 2026, we had merchant payables of $10.7 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-Q report, following U.S. generally accepted accounting principles (“GAAP”), we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $14.3 million. Payables to merchants are generally due upon redemption of vouchers. As of June 30, 2026, unredeemed vouchers have maturities through June 2027; however, expiration dates may be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year after. Based on current projections of redemption activity, we expect that cash on hand as of June 30, 2026 will be sufficient to provide for working capital needs for at least the next twelve months.
The following table provides a summary of our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$2,186	$4,582
Net cash used in investing activities	(14)	(34)
Net cash used in financing activities	(5,206)	(11,522)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(137)	432
Net increase (decrease) in cash, cash equivalents and restricted cash	$(3,171)	$(6,542)
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2026 was $2.2 million, which primarily consisted of net income of $392,000, a $18,000 decrease in non-cash items and a $1.8 million increase in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $753,000 decrease in deferred income tax offset partially by a $719,000 for stock based compensation expenses. The increase in cash from changes in operating assets and liabilities was primarily due to a $4.1 million increase in deferred revenue and $1.7 million increase in accrued expenses, offset partially by a $3.9 million decrease in accounts receivable.
Cash paid for income tax, net of refunds received, during the six months ended June 30, 2026 and 2025 was $560,000 and $2.7 million, respectively.

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $14,000 and $34,000, respectively. The cash used in investing activities for the six months ended June 30, 2026 consisted of purchases of property and equipment.
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
Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO), Financial Controller, North America, Chief Membership Officer and General Counsel and other supporting Finance staff), as of June 30, 2026, management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. SEC rules and forms, and that such information is accumulated and communicated to management, including our Global CEO, Financial Controller, North America and Chief Membership Officer and General Counsel, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 200,000 shares of our common stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares that May Yet be Purchased Under the Program
April 1, 2026 – April 30, 2026	99,946	$10.04	99,946	400,054
May 1, 2026 – May 31, 2026	58,059	$8.89	58,059	341,995
June 1, 2026 – June 30, 2026	41,995	$9.96	41,995	300,000
	200,000		200,000
On March 5, 2026, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. For the three months ended June 30, 2026, the Company repurchased 200,000 shares of common stock for an aggregate purchase price of $1.9 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. As of June 30, 2026, there were 300,000 shares remaining to be repurchased under this program.
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

Date: August 13, 2026