Form 10-Q
period 2026-09-30
TRAVELZOO
filed 2026-11-12
CIK 1133311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
Form 10-Q
______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Company's common stock outstanding as of November 9, 2026 was 9,966,990.

TRAVELZOO

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

TRAVELZOO
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$8,090	$10,007
Accounts receivable, less allowance for doubtful accounts of $780 and $1,222 as of September 30, 2026 and December 31, 2025, respectively	11,198	10,723
Prepaid income taxes	2,093	1,364
Prepaid expenses and other	1,958	1,302
Total current assets	23,339	23,396
Deposits and other	397	166
Deferred tax assets	4,964	4,202
Restricted cash	754	756
Operating lease right-of-use assets	4,737	4,047
Property and equipment, net	117	231
Intangible assets, net	1,450	1,450
Goodwill	10,944	10,944
Total assets	$46,702	$45,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,468	$7,761
Merchant payables	10,419	11,665
Accrued expenses and other	5,003	3,926
Deferred revenue	13,523	8,728
Income tax payable	27	279
Operating lease liabilities	2,197	1,811
Total current liabilities	41,637	34,170
Long-term tax liabilities	10,675	9,260
Long-term operating lease liabilities	4,151	4,184
Total liabilities	56,463	47,614
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share ( 5,000 shares authorized; none issued) Common stock, $0.01 par value (20,000 shares authorized; 9,975 shares issued and outstanding as of September 30, 2026, 10,932 shares issued and outstanding as of December 31, 2025)	100	109
Additional paid-in capital	—	—
Tax indemnification	(9,537)	(9,537)
Retained earnings (losses)	(151)	7,243
Accumulated other comprehensive loss	(5,368)	(5,331)
Total Travelzoo stockholders’ equity (deficit)	(14,956)	(7,516)
Non-controlling interest	5,195	5,094
Total stockholders’ equity (deficit)	(9,761)	(2,422)
Total liabilities and stockholders’ equity	$46,702	$45,192

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$22,910	$22,198	$70,391	$69,245
Cost of revenues	5,748	4,519	18,088	13,132
Gross profit	17,162	17,679	52,303	56,113
Operating expenses:
Sales and marketing	14,604	12,198	39,454	34,378
Product development	589	631	1,855	1,963
General and administrative	4,529	4,362	12,872	13,420
Total operating expenses	19,722	17,191	54,181	49,761
Operating income (loss)	(2,560)	488	(1,878)	6,352
Other income (loss), net	166	(64)	436	727
Income (loss) before income taxes	(2,394)	424	(1,442)	7,079
Income tax expense (benefit)	(436)	245	124	2,158
Net income (loss)	(1,958)	179	(1,566)	4,921
Net income attributable to non-controlling interest	51	29	101	201
Net income (loss) attributable to Travelzoo	$(2,009)	$150	$(1,667)	$4,720

Net income (loss) per share —basic	$(0.20)	$0.01	$(0.16)	$0.41

Net Income (loss) per share—diluted	$(0.20)	$0.01	$(0.16)	$0.39

Shares used in per share calculation—basic	10,197	10,987	10,449	11,585

Shares used in per share calculation—diluted	10,197	11,213	10,449	11,974

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$(1,958)	$179	$(1,566)	$4,921
Other comprehensive income (loss):
Foreign currency translation adjustment	42	(20)	(37)	(269)
Total comprehensive income (loss)	$(1,916)	$159	$(1,603)	$4,652

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$(1,566)	$4,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153	239
Stock-based compensation	1,057	1,108
Deferred income tax	(972)	4
Net foreign currency effect	66	(224)
Provision for accounts receivable and refund reserve	(182)	30
Changes in operating assets and liabilities:
Accounts receivable	(490)	756
Prepaid income taxes	(846)	84
Prepaid expenses, deposits and other	(620)	(702)
Accounts payable	1,667	2,134
Merchant payables	(1,100)	(5,053)
Accrued expenses and other	1,193	859
Deferred revenue	4,881	2,363
Income tax payable	(165)	(2,583)
Other liabilities	927	273
Net cash provided by operating activities	4,003	4,209
Cash flows from investing activities:
Purchases of property and equipment	(46)	(49)
Net cash used in investing activities	(46)	(49)
Cash flows from financing activities:
Repurchase of common stock	(5,735)	(12,964)
Exercise of stock options and taxes paid for net share settlement of equity awards	—	(104)
Net cash used in financing activities	(5,735)	(13,068)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(141)	415
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,919)	(8,493)
Cash, cash equivalents and restricted cash at beginning of period	10,763	17,740
Cash, cash equivalents and restricted cash at end of period	$8,844	$9,247
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$789	$3,612
Right-of-use assets obtained in exchange for lease obligations—operating leases	$2,562	$321
Cash paid for amounts included in the measurement of lease liabilities	$2,579	$2,664
Non-cash investing and financing activities:
Accrued excise tax for share repurchases	$68	$129

See accompanying notes to unaudited condensed consolidated financial statements.

TRAVELZOO
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
 (In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, June 30, 2026	10,232	102	—	—	(9,537)	3,105	(5,410)	(11,740)	5,144	(6,596)
Stock-based compensation expense	—	—	—	338	—	—	—	338	—	338
Repurchase of common stock (1)	—	—	(1,587)	—	—	—	—	(1,587)	—	(1,587)
Retirement of treasury stock	(257)	(2)	1,587	(338)	—	(1,247)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	—	—	—		—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	42	42	—	42
Net income (loss)	—	—	—	—	—	(2,009)	—	(2,009)	51	(1,958)
Balances, September 30, 2026	9,975	$100	$—	$—	$(9,537)	$(151)	$(5,368)	$(14,956)	$5,195	$(9,761)
(1) Includes a 1% excise tax applicable to share repurchases.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, June 30, 2025	11,081	111	—	—	(9,537)	7,934	(5,576)	(7,068)	4,987	(2,081)
Stock-based compensation expense	—	—	—	399	—	—	—	399	—	399
Repurchase of common stock (1)	—	—	(1,560)	—	—		—	(1,560)	—	(1,560)
Retirement of treasury stock	(149)	(2)	1,560	(399)	—	(1,159)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(20)	(20)	—	(20)
Net income	—	—	—	—	—	150	—	150	29	179
Balances, September 30, 2025	10,932	$109	$—	$—	$(9,537)	$6,925	$(5,596)	$(8,099)	$5,016	$(3,083)
(1) Includes a 1% excise tax applicable to share repurchases.

See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, December 31, 2025	10,932	109	—	—	(9,537)	7,243	(5,331)	(7,516)	5,094	(2,422)
Stock-based compensation expense	—	—	—	1,057	—	—	—	1,057	—	1,057
Repurchase of common stock (1)	—	—	(6,793)	—	—	—	—	(6,793)	—	(6,793)
Retirement of treasury stock	(957)	(9)	6,793	(1,057)	—	(5,727)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(37)	(37)	—	(37)
Net income	—	—	—	—	—	(1,667)	—	(1,667)	101	(1,566)
Balances, September 30, 2026	9,975	$100	$—	$—	$(9,537)	$(151)	$(5,368)	$(14,956)	$5,195	$(9,761)
(1) Includes a 1% excise tax applicable to share repurchases.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Tax Indemnification	Retained Earnings	Accumulated Other Comprehensive Loss	Total Travelzoo Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, December 31, 2024	11,836	118	—	—	(9,537)	14,284	(5,327)	(462)	4,815	4,353
Stock-based compensation expense	—	—	—	1,108	—	—	—	1,108	—	1,108
Repurchase of common stock (1)	—		(13,092)	—	—	—	—	(13,092)	—	(13,092)
Retirement of treasury stock	(912)	(9)	13,092	(1,004)	—	(12,079)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	8	—	—	(104)	—	—	—	(104)	—	(104)
Foreign currency translation adjustment	—	—	—	—	—	—	(269)	(269)	—	(269)
Net income	—	—	—	—	—	4,720	—	4,720	201	4,921
Balances, September 30, 2025	10,932	$109	$—	$—	$(9,537)	$6,925	$(5,596)	$(8,099)	$5,016	$(3,083)
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
Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro Capital Inc. (“Azzurro”). Azzurro is the Company’s largest shareholder, and as of September 30, 2026, holds approximately 36.7% of the Company's outstanding shares.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows. These statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2025, included in the Company’s Form 10-K filed with the SEC on March 11, 2026.
The condensed consolidated financial statements include the accounts of Travelzoo and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We have reclassified prior period financial statements to conform to the current period presentation.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. Significant estimates included in the financial statements and related notes include revenue recognition, refund liability, income taxes, stock-based compensation, loss contingencies, useful lives of property and equipment, purchase price allocation for the business combination and related impairment assessment, relating to the projections and assumptions used. Actual results could differ materially from those estimates. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other future period, and the Company makes no representations related thereto.
(b) Recent Accounting Pronouncements
On November 4, 2024, the FASB issued ASU 2024-03⎯Income Statement⎯Reporting Comprehensive Income⎯Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires more detailed disclosure for expenses. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the ASU to determine its impact on our disclosures.
(c) Significant Accounting Policies
Below is a summary of the Company's significant accounting policies. For a comprehensive description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.
Revenue Recognition
The Company follows ASU No. 2014-09⎯Revenue from Contracts with Customers (Topic 606), under which revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The Company's revenue consists of (1) advertising and commerce revenues, derived from and generated in connection with purchases made by Travelzoo members, (2) membership fees and (3) other.

Advertising and Commerce Revenues
Advertising and commerce revenues include revenue generated from the publishing of travel and entertainment offers on the Travelzoo website, in emails, on social media platforms and through the Travelzoo Network, and commerce revenues in the form of commissions from sales of vouchers as agent (our Local Deals and Getaways offerings), operation of our hotel booking platform, vacation package sales and sales of pre-purchased vouchers or hotel inventory in the form of credit amounts.
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
For commerce advertising revenues, including from products such as Local Deals and Getaways voucher sales, hotel platform bookings, vacation package sales and sales of pre-purchased vouchers or hotel inventory in the form of credit amounts, the Company evaluates whether it is acting as principal (thereby reporting revenue on a gross basis) versus agent (thereby reporting revenue on a net basis).
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
Membership Fees Revenue
Membership fees revenue is generated from subscription fees paid by Travelzoo Club Members and Jack's Flight Club premium members. We recognize subscription revenues ratably over the applicable subscription periods.
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

Other Revenues
Other revenues include licensing fees and revenues generated from Metaverse Travel Experiences LLC (“MTE”), including but not limited to sales from the existing retail business of MTE.
Deferred Revenues
Deferred revenues primarily consist of deferred membership fees, prepayments received from advertisers and undelivered Company performance obligations related to contracts comprising multiple performance obligations. As of December 31, 2025, $2.2 million was recorded as deferred revenue for Jack's Flight Club, of which $2.1 million was recognized in the nine months ended September 30, 2026, and $6.5 million was recorded as deferred revenue for Travelzoo North America and Travelzoo Europe, of which $5.9 million was recognized as revenue in the nine months ended September 30, 2026. As of September 30, 2026, deferred revenue was $13.6 million, of which $1.9 million was for Jack's Flight Club, and $11.7 million was for Travelzoo North America and Travelzoo Europe.
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
As of September 30, 2026, the Company had approximately $2.6 million of unredeemed vouchers that had been sold, representing the Company’s commission earned. The Company estimated and recorded a refund reserve of $78,000 for these unredeemed vouchers as of September 30, 2026, which is recorded as a reduction of revenues on the condensed consolidated statements of operations and within accrued expenses and other on the condensed consolidated balance sheet. As of December 31, 2025, the Company had approximately $2.9 million of unredeemed vouchers that had been sold representing the Company’s commission earned from the sale and estimated a refund reserve of $188,000 for these unredeemed vouchers as of December 31, 2025, as a reduction of revenues on the condensed consolidated statements of operations and within accrued expenses and other on the condensed consolidated balance sheet.
If our judgments regarding estimated member refunds are inaccurate, reported results of operations could differ from amounts previously accrued. Merchant payables of $10.4 million as of September 30, 2026 is recorded on the condensed consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed.
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

Certain Risks and Uncertainties
The Company’s business is subject to risks associated with its ability to attract and retain advertisers and attract and retain paying members. The Company’s business is also subject to risks associated with the travel industry generally, including the changing economic and political situation of countries around the world (e.g., decreases in discretionary spending due to recession, increased fuel prices or increased prices due to tariffs, changes in international trade policies and immigration, flight cancellations due to macroeconomic factors resulting in uncertainty for consumers and decreases in demand for travel generally and for certain destinations specifically).
The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivables are derived from revenue earned from customers located in the U.S. and internationally. As of September 30, 2026 and December 31, 2025, the Company did not have any customers that accounted for 10% or more of accounts receivable.
As of September 30, 2026, the Company had merchant payables of $10.4 million related to the sale of vouchers. In the Company’s financial statements presented in this 10-Q report, following GAAP accounting principles, we classified all merchant payables as current. As such, the condensed consolidated balance sheet reflects negative net working capital (defined as current assets minus current liabilities) of $18.3 million at September 30, 2026. Payables to merchants are generally due upon redemption of vouchers by members who purchased them from the Company. As of September 30, 2026, unredeemed vouchers have maturities through March 2028; however, expiration dates may be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year after.

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
Management expects that cash on hand as of September 30, 2026 will be sufficient to provide for working capital needs for at least the next twelve months.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$8,090	$10,007
Restricted cash	754	756
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$8,844	$10,763
The Company’s restricted cash was included in noncurrent assets as of September 30, 2026 and December 31, 2025.
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
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to Travelzoo	$(2,009)	$150	$(1,667)	$4,720
Denominator:
Weighted average common shares—basic	10,197	10,987	10,449	11,585
Effect of dilutive securities: stock options	—	226	—	389
Weighted average common shares—diluted	10,197	11,213	10,449	11,974

Net income (loss) per share —basic	$(0.20)	$0.01	$(0.16)	$0.41

Net income (loss) per share—diluted	$(0.20)	$0.01	$(0.16)	$0.39

For the three months ended September 30, 2026, options to purchase 1.1 million shares of common stock were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
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
The Company performed an annual impairment test as of October 31, 2025 and did not identify any indicators of impairment for the year ended December 31, 2025. As of September 30, 2026, no indicators of impairment have been identified.
Amortization of Acquired Intangible Assets
The following table represents the activities of intangible assets for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Jack’s Flight Club	Secret Escape Spain
Intangible assets—December 31, 2024	1,460	38
Amortization of intangible assets with definite lives	(3)	(24)
Intangible assets—March 31, 2025	1,457	14
Amortization of intangible assets with definite lives	(2)	(14)
Intangible assets—June 30, 2025	1,455	—
Amortization of intangible assets with definite lives	(3)	—
Intangible assets—September 30, 2025	1,452	—
Amortization of intangible assets with definite lives	(2)	—
Intangible assets—December 31, 2025	1,450	—
Amortization of intangible assets with definite lives	—	—
Intangible assets—March 31, 2026	1,450	—
Amortization of intangible assets with definite lives	—
Intangible assets—June 30, 2026	1,450
Amortization of intangible assets with definite lives	—
Intangible assets—September 30, 2026	1,450

Amortization expense for acquired intangibles was $0 and $3,000 for the three months ended September 30, 2026 and 2025, respectively. Amortization expense for acquired intangibles was $0 and $46,000 for the nine months ended September 30, 2026 and 2025, respectively. There is no future amortization expense of acquired intangible assets for the three months ended September 30, 2026.
The Company performed its annual impairment testing of the Jack's Flight Club trade name as of October 31, 2025 using a relief from royalty method. No impairment was identified in 2025. As of September 30, 2026, the carrying value of the trade name was $1.5 million. The Company did not identify indicators of impairment during the nine months ended September 30, 2026.
Note 4: Commitments and Contingencies
From time to time, the Company is subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. The Company accrues for legal contingencies if the Company can estimate the potential liability and believes it is probable that the matter will be ruled on adversely. Accruals for legal contingencies were not material as of September 30, 2026 and December 31, 2025. If a legal claim for which the Company did not accrue is resolved against it, the Company would record the expense in the period in which the ruling was made.
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
Rent expense was $764,000 and $746,000 for the three months ended September 30, 2026 and 2025, respectively. See Note 10–Leases for more information.
The Company has purchase commitments aggregating approximately $285,000 as of September 30, 2026, which represent the minimum obligations the Company has under agreements with certain third-party service providers. These minimum obligations are less than the Company's projected use for those periods. Payments may be more than the minimum obligations based on actual use.
Note 5: Income Taxes
In determining the quarterly provisions for income taxes, the Company historically used an estimated annual effective tax rate, which is generally based on our expected annual income and statutory tax rates in the U.S., Canada, and the UK. We determined that, due to significant fluctuations in the Company’s income during prior quarters, the Company is unable to reliably forecast its annual pretax income. As a result, the estimated annual effective tax rate method would not provide a reliable estimate of income tax expense for the third quarter of 2026.

For the nine months ended September 30, 2026, the Company calculated its interim tax provision using the discrete effective tax rate method. Under this method, the year-to-date period is treated as the annual period, and income tax expense or benefit is determined accordingly. The discrete method is applied when significant fluctuations in pretax book income during prior quarters make it difficult to reliably forecast annual pretax income, resulting in an unreliable estimated annual effective tax rate for determining interim income tax expense.
For the three months ended September 30, 2026 and 2025, the Company reported effective income tax rates of 18% and 58%, respectively. The decrease was primarily attributable to the operating loss generated in the current quarter and increase in interest expense related to uncertain tax positions. For the nine months ended September 30, 2026 and 2025, the Company reported effective income tax rates of (9)% and 30%, respectively. The decrease was primarily due to a decrease in operating profit for the nine months ended September 30, 2026 and increase in interest expense related to uncertain tax positions.
As of September 30, 2026, the Company is permanently reinvested in certain of its non-U.S. subsidiaries and does not have a deferred tax liability related to its undistributed foreign earnings. The estimated amount of the unrecognized deferred tax liability attributed to future withholding taxes on dividend distributions of undistributed earnings for certain non-U.S. subsidiaries, which the Company intends to reinvest the related earnings indefinitely in its operations outside the U.S., is approximately $1 million.
The Company maintains a reserve for potential liabilities for uncertain tax positions. As of September 30, 2026, the Company had approximately $23.9 million in total unrecognized tax benefits, of which up to $16.6 million would favorably affect the Company’s reported income if realized and recognized.
The Company’s policy is to include provisions for interest and penalties related to uncertain and unrecognized tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in the overall income tax provision in the period that such determination is made. As of September 30, 2026 and December 31, 2025, the Company had approximately $2.0 million and $1.6 million in accrued interest, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is subject to U.S. federal and certain state tax examinations for certain years after 2021 and forward and is subject to California tax examinations for years after 2020.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We have assessed the legislation and its effect on our consolidated financial statements. The enactment of the OBBBA Act did not have a material impact during the nine months ended September 30, 2026. We will continue to monitor any future guidance or legislative developments related to the OBBBA Act to assess its potential implications on our tax position.
Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Beginning balance	$(5,410)	$(5,576)	$(5,331)	$(5,327)
Other comprehensive loss due to foreign currency translation, net of tax	42	(20)	(37)	(269)
Ending balance	$(5,368)	$(5,596)	$(5,368)	$(5,596)

There were no amounts reclassified from accumulated other comprehensive loss for the three months ended September 30, 2026 and 2025. There were no amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2026 and 2025. Accumulated other comprehensive loss consists of foreign currency translation gain or loss.
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
On January 1, 2021, pursuant to an executed option agreement, the shareholders of the Company approved the grant of stock options to purchase 50,000 shares of common stock to one employee, with an exercise price of $9.44, with annual vesting starting January 1, 2022 and ending on January 1, 2025. The options were originally due to expire in January 2026. In January 2026, the Company approved the extension of the exercise period of the options for two years. The options now expire on January 1, 2028. In 2024, 37,500 options were exercised and 3,358 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. As of September 30, 2026, 12,500 options were vested and outstanding. Stock-based compensation related to this grant was fully expensed in 2024.
On March 3, 2022, pursuant to an executed option agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.14 and vesting 25% every six months over two years beginning on June 30, 2022 and ending on December 31, 2023. The options expire in March 2027. This grant was approved at the 2022 Annual Meeting of the shareholders. In 2024, 200,000 options were exercised and 53,753 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. As of September 30, 2026, 400,000 options were vested and outstanding. Stock-based compensation related to this grant was fully expensed in 2023.
On June 1, 2022, the Company granted an employee options to purchase 100,000 shares of common stock with an exercise price of $6.78 and quarterly vesting beginning on September 30, 2022 and ending on September 30, 2025 with vesting based on both time-based service condition and performance conditions. However, if the performance targets are not met as of the first date on which the time condition is met, the time condition may be extended by one quarter up to three times. The options expire in June 2027. Total stock-based compensation related to this option grant of $0 and $89,000 was recorded in sales and marketing expenses for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, 41,667 options were vested and outstanding. Stock-based compensation related to this grant was fully expensed in 2025.
On March 8, 2023, the Company granted its Chief Membership Officer and General Counsel, Christina Sindoni Ciocca, options to purchase 200,000 shares of common stock of the Company, with an exercise price of $4.96 and vesting 12.5% every six months over four years beginning on June 30, 2023 and ending on December 31, 2026. This grant was approved at the Annual Meeting of Stockholders held in June 2023. The options expire in March 2028. In 2024, 75,000 options were exercised and 19,584 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. In 2025, 25,000 options were exercised and 7,890 shares of common stock were issued as the result of the cashless exercises or net settlement with respect to the option exercise price which was approved by the Company’s Board of Directors. As of September 30, 2026, 100,000 options were outstanding and 75,000 of these options were vested. Total stock-based compensation related to this option grant of $35,000 was recorded in general and administrative expenses for each of the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was approximately $35,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 0.3 years.
On March 28, 2024, pursuant to an executed option agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $8.58 and vesting 25% every six months over two years beginning on June 30, 2024 and ending on December 31, 2025. The options expire in March 2029. This grant was approved at the 2024 Annual Meeting of Stockholders. As of September 30, 2026, 600,000 options were outstanding and vested. Total stock-based compensation related to this option grant of $0 and $305,000 was recorded in general and administrative expenses for the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation related to this grant was fully expensed in 2025.
On February 19, 2026, pursuant to an executed option agreement, the Company granted its Global Chief Executive Officer, Holger Bartel, options to purchase 600,000 shares of common stock of the Company, with an exercise price of $5.05 and vesting 25% every six months over two years beginning on June 30, 2026 and ending on December 31, 2027. The options expire in February 2031. This grant was approved at the 2026 Annual Meeting of Stockholders. As of September 30, 2026, 600,000 options were outstanding and 150,000 were vested. Total stock-based compensation related to this option grant was $928,000 recorded in general and administrative expenses for the nine months ended September 30, 2026. As of September 30, 2026, there was approximately $1.5 million of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 1.3 years.
On March 4, 2026 pursuant to an executed option agreement, the Company granted one employee options to purchase 50,000 shares of common stock of the Company, with an exercise price of $6.28 and annual vesting starting March 4, 2027 and ending on March 4, 2030. The options expire in March 2031. This grant was approved at the 2026 Annual Meeting of Stockholders. As of September 30, 2026, 50,000 options were outstanding and unvested. Total stock-based compensation related to this option grant of $24,000 was recorded in general and administrative expenses for the nine months ended September 30, 2026. As of September 30, 2026, there was approximately $171,000 of unrecognized stock-based compensation expense relating to these options. This amount is expected to be recognized over 3.4 years.
Note 8: Stock Repurchase Program
The Company’s stock repurchase programs assist in offsetting the impact of dilution from employee equity compensation and with capital allocation. Management is allowed discretion in the execution of repurchase programs, based upon market conditions and consideration of capital allocation.
On October 23, 2024, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. For the year ended December 31, 2024, the Company repurchased 88,471 shares of common stock for an aggregate purchase price of $1.5 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. During the three months ended September 30, 2025, the Company repurchased 148,602 shares of common stock for an aggregate purchase price of $1.5 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. During the nine months ended September 30, 2025, the Company repurchased 911,529 shares of common stock for an aggregate purchase price of $13.0 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. As of September 30, 2025, the Company had completed the authorized share repurchase program, with no remaining shares for repurchase under the program.
On March 5, 2026, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. During the three months ended September 30, 2026, the Company repurchased 56,898 shares of common stock for an aggregate purchase price of $401,000, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. During the nine months ended September 30, 2026, the Company repurchased 756,898 shares of common stock for an aggregate purchase price of $5.6 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. As of September 30, 2026, there were 243,102 shares remaining to be repurchased under this program.
On September 28, 2026, the Company entered into a Stock Repurchase Agreement with Mr. Holger Bartel to privately repurchase an aggregate of 200,000 shares of the Company’s common stock for an aggregate purchase price of $1.1 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. This transaction was approved by a Special Committee of the Board of Directors, in consultation with independent legal and financial advisors. This transaction was separate from the Company’s outstanding share repurchase program. See Note 11: Related Party Transactions for further information.
Note 9: Segment Reporting and Significant Customer Information
The following is a summary of operating results by business segment (in thousands):

Three Months Ended September 30, 2026	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$14,664	$7,031	$1,188	$27	$22,910
Intersegment revenues	137	(114)	(23)	—	—
Total net revenues	14,801	6,917	1,165	27	22,910
Sales and marketing (1)	9,069	5,097	438	—	14,604
Other costs and expenses (2)	7,108	3,035	693	30	10,866
Operating profit (loss)	$(1,376)	$(1,215)	$34	$(3)	$(2,560)
Other income, net					166
Income (loss) from continuing operations before income taxes					(2,394)

(1) Includes advertising and promotional costs, employee-related expenses for sales, marketing, and production teams, conference participation costs, professional services, public relations expenses, and facilities costs.

(2) Includes costs and expenses related to cost of revenues, product development, and general and administrative. Travelzoo North America and Travelzoo Europe general and administrative expenses include stock based compensation of $326,000 and $0, respectively.

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

Nine Months Ended September 30, 2026	Travelzoo North America	Travelzoo Europe	Jack’s Flight Club	New Initiatives	Consolidated
Revenues from unaffiliated customers	$45,539	$20,991	$3,800	$61	$70,391
Intersegment revenues	610	(561)	(49)	—	—
Total net revenues	46,149	20,430	3,751	61	70,391
Sales and marketing (1)	23,379	14,439	1,636	—	39,454
Other costs and expenses (2)	22,394	8,125	2,163	133	32,815
Operating profit (loss)	$376	$(2,134)	$(48)	$(72)	$(1,878)
Other income, net					436
Income from continuing operations before income taxes					(1,442)
(1) Includes advertising and promotional costs, employee-related expenses for sales, marketing, and production teams,

conference participation costs, professional services, public relations expenses, and facilities costs.

(2) Includes costs and expenses related to cost of revenues, product development, and general and administrative. Travelzoo North America and Travelzoo Europe general and administrative expenses include stock based compensation of $1.0 million and $0, respectively.

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
(2) Includes costs and expenses related to cost of revenues, product development, and general and administrative. Travelzoo North America and Travelzoo Europe general and administrative expenses include stock based compensation of $1.0 million and $0, respectively.
A measure of segment assets is not currently provided to the chief operating decision maker (“CODM”) and has therefore not been provided.
For the three months ended September 30, 2026 and 2025, the Company did not have any customers that accounted for 10% or more of revenue. For the nine months ended September 30, 2026 and 2025, the Company did not have any customers that accounted for 10% or more of revenue.
The following table sets forth the breakdown of revenues (in thousands) by category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Advertising and Commerce	$17,210	$18,580	$55,101	$60,135
Membership Fees	5,673	3,591	15,229	9,047
Other	27	27	61	63
Total revenues	$22,910	$22,198	$70,391	$69,245

Note 10: Leases
The Company leases office space in Canada, Germany, Spain, the U.K. and the U.S. Our leases have remaining lease terms ranging from less than one year to up to five years.
The following table summarizes the components of lease expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease cost	$414	$569	$1,339	$1,699
Short-term lease cost	354	160	929	438
Variable lease cost	370	109	742	339
Total lease cost	$1,138	$838	$3,010	$2,476
Cash payments against the operating lease liabilities totaled $2.6 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively. ROU assets obtained in exchange for lease obligations were $2.6 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively.
The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases (in thousands):

	September 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	$4,737	$4,047

Liabilities:
Operating lease liabilities	$2,197	$1,811
Long-term operating lease liabilities	4,151	4,184
Total operating lease liabilities	$6,348	$5,995

Weighted average remaining lease term (years)	3.10	3.84
Weighted average discount rate	4.6%	4.1%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2026 (excluding the nine months ended September 30, 2026)	$771
2027	2,413
2028	1,977
2029	1,777
2030	225
Total lease payments	7,163
Less interest	(815)
Present value of operating lease liabilities	$6,348
Note 11: Related Party Transactions
Consulting Agreement with Ralph Bartel
On January 1, 2023, with the unanimous approval of the Company's Audit Committee, the Company entered into a consulting agreement with Ralph Bartel (as amended, the “Consulting Agreement”). The Consulting Agreement was amended and restated, effective November 6, 2026, to, among other things, extend the term and include Mr. Bartel’s service as principal accounting officer. Ralph Bartel, who founded Travelzoo, is the sole beneficiary of the Ralph Bartel 2005 Trust, which is the controlling shareholder of Azzurro. Azzurro is the Company's largest shareholder. Pursuant to the Consulting Agreement, Mr. Bartel provides strategic advisory for Travelzoo META, human resources, technology and engineering, consults on brand communications strategy and public relations, serves as the Company's principal accounting officer, and is available upon request to provide certain special services. For the three and nine months ended September 30, 2026, the fees and reimbursements of travel expenses payable to Mr. Bartel were $60,000 and $217,000, respectively. See Part II, Item 5: Other Information of this report for further information.

Service Agreement with Talenti Milanesi S.r.l.
On February 28, 2019, with the unanimous approval of the Company's Audit Committee, the Company entered into a service agreement with Talenti Milanesi S.r.l. (“TM”), a company controlled by Azzurro. Azzurro is the Company’s largest shareholder. Pursuant to the service agreement, TM provides advertising sales services for Italy and office space in Milan. For the three and nine months ended September 30, 2026, the fees payable to TM pursuant to the service agreement were $26,000 and $104,000, respectively.
Stock Repurchase Agreements
The Company, from time to time, engages in share repurchases. On September 28, 2026, the Company entered into a stock repurchase agreement with Holger Bartel, the Company's Global Chief Executive Officer, to repurchase an aggregate of 200,000 shares of the Company’s common stock at a price of $5.64 per share. A Special Committee of the Board of Directors negotiated the purchase price with Holger Bartel after receiving advice from independent legal and financial advisers. The aggregate purchase price was approximately $1.1 million. A portion of the purchase price was paid as of September 30, 2026, and the remaining amount is expected to be paid during 2026. The information set forth above relating to the stock repurchase agreement is qualified in its entirety by reference to the full text of the agreement, which is attached as Exhibit 10.2 to this report, and which is incorporated herein by reference.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about the Company’s business and the industry. These forward-looking statements are subject to the many risks and uncertainties that exist in our operations and business environment that may cause actual results, performance or achievements of the Company to be different from those expected or anticipated in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. The Company’s actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled “Risk Factors” and the risks discussed in our other SEC filings. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other circumstances occur in the future.
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
We also license Travelzoo's intellectual property and software to licensees in (a) Australia, New Zealand, and Singapore and (b) Japan and South Korea, in each case, where the Company is entitled to a quarterly royalty payment based on a percentage of net revenue. Under the licensing agreements, existing Travelzoo members in the applicable territories continue to be owned by the Company.
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
As of September 30, 2026 and December 31, 2025, the Company had approximately $2.6 million and $2.9 million of unredeemed vouchers that had been sold, respectively, representing the Company’s commission. The Company estimates a refund reserve using historical and current refund rates by product and by merchant location to calculate estimated future refunds. The Company estimated and recorded a refund reserve of $78,000 and $188,000 as of September 30, 2026 and December 31, 2025, respectively, for these unredeemed vouchers which is recorded as a reduction of revenues on the condensed consolidated statements of operations, and accrued expense and other on the condensed consolidated balance sheet.
Merchant payables of $10.4 million as of September 30, 2026 related to unredeemed vouchers is recorded on the condensed consolidated balance sheet, representing amounts payable to merchants by the Company for vouchers sold but not redeemed. Certain merchant contracts, typically in foreign locations, allow the Company to retain the proceeds from unredeemed vouchers upon expiration. With these contracts, the Company estimates the value of vouchers that will ultimately not be redeemed and records the estimate as revenues in the same period.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, the results from our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	25.1	20.4	25.7	19.0
Gross profit	74.9	79.6	74.3	81.0
Operating expenses:
Sales and marketing	63.7	54.9	56.0	49.6
Product development	2.6	2.8	2.6	2.8
General and administrative	19.8	19.7	18.3	19.4
Total operating expenses	86.1	77.4	76.9	71.8
Operating income (loss)	(11.2)	2.2	(2.6)	9.2
Other income, net	0.7	(0.3)	0.6	1.0
Income (loss) from operations before income taxes	(10.5)	1.9	(2.0)	10.2
Income tax expense (benefit)	(1.9)	1.1	0.2	3.1
Net income (loss)	(8.6)	0.8	(2.2)	7.1
Net income attributable to non-controlling interest	0.2	0.1	0.1	0.3
Net income (loss) attributable to Travelzoo	(8.8)%	0.7%	(2.3)%	6.8%

Revenues
The following table sets forth the breakdown of revenues (in thousands) by category Advertising and Commerce, Membership Fees, and Other. Membership Fees are subscription fees paid by Travelzoo Club Members and Jack’s Flight Club premium members. Other includes licensing fees from license agreements and the retail business acquired with MTE.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Advertising and Commerce	$17,210	$18,580	$55,101	$60,135
Membership Fees	5,673	3,591	15,229	9,047
Other	27	27	61	63
Total revenues	$22,910	$22,198	$70,391	$69,245
Advertising and Commerce
Advertising and Commerce revenue decreased by $1.4 million for the three months ended September 30, 2026 from the three months ended September 30, 2025. This decrease was primarily driven by selling less advertising insertion orders, as the Company prioritized the sale of memberships.
Advertising and Commerce revenue decreased by $5.0 million for the nine months ended September 30, 2026 from the nine months ended September 30, 2025. This decrease was primarily driven by selling less advertising insertion orders, as the Company prioritized the sale of memberships.
Membership Fees
Revenues from Membership Fees increased $2.1 million for the three months ended September 30, 2026 from the three months ended September 30, 2025 due to the increase in paying members.
Revenues from Membership Fees increased $6.2 million for the nine months ended September 30, 2026 from the nine months ended September 30, 2025 due to the increase in paying members.

Other
Revenues from Other remained flat for the three and nine months ended September 30, 2026 and 2025.
Cost of Revenues
Cost of revenues consists primarily of network expenses related to powering the Company's websites, database services, sending e-mails, amortization of capitalized website development costs, software and license expenses, publishing fees to partners of the Travelzoo Network, costs incurred upon the sale of pre-purchased vouchers and other products, including directly attributable member services (call center), cost of certain membership benefits that are considered integral to the contractual obligation to Club Members, and fees to payment processors. Cost of revenues was $5.7 million and $4.5 million, respectively, for the three months ended September 30, 2026 and 2025. Cost of revenues was $18.1 million and $13.1 million, respectively, for the nine months ended September 30, 2026 and 2025.
Cost of revenues increased $1.2 million for the three months ended September 30, 2026 from the three months ended September 30, 2025 primarily due to the increase in costs recognized upon the sale of pre-purchased vouchers.
Cost of revenues increased $5.0 million for the nine months ended September 30, 2026 from the nine months ended September 30, 2025 primarily due to the increase in costs recognized upon the sale of pre-purchased vouchers.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary and related expenses associated with sales, marketing and production employees, expenses related to our participation in industry conferences, marketing professional service costs, public relations expenses and facilities costs. Sales and marketing expenses were $14.6 million and $12.2 million for the three months ended September 30, 2026 and 2025, respectively. Sales and marketing expenses were $39.5 million and $34.4 million for the nine months ended September 30, 2026 and 2025, respectively. Advertising expenses consist primarily of online advertising which we refer to as traffic acquisition costs and member acquisition costs. For the three months ended September 30, 2026 and 2025, advertising expenses accounted for 46% and 26%, respectively, of the total sales and marketing expenses. For the nine months ended September 30, 2026 and 2025, advertising expenses accounted for 37% and 22%, respectively, of the total sales and marketing expenses. The goal of our advertising was to acquire new members to our email products, increase the traffic to our websites, increase brand awareness and increase our audience through mobile and social media platforms.
Sales and marketing expenses increased $2.4 million for the three months ended September 30, 2026 from the three months ended September 30, 2025. The increase was primarily due to the increase in member acquisition costs as a result of management's strategic plan.
Sales and marketing expenses increased $5.1 million for the nine months ended September 30, 2026 from the nine months ended September 30, 2025. The increase was primarily due to the increase in member acquisition costs as a result of management's strategic plan.
Product Development
Product development expenses consist primarily of salary and related expenses associated with software development employees, fees for professional services, software maintenance, amortization, and facilities costs. Product development expenses were $589,000 and $631,000 for the three months ended September 30, 2026 and 2025, respectively. Product development expenses were $1.9 million and $2.0 million for the nine months ended September 30, 2026 and 2025, respectively.
Product development expenses decreased $42,000 for the three months ended September 30, 2026 from the three months ended September 30, 2025 primarily due to the decrease in payroll expenses.
Product development expenses decreased $108,000 for the nine months ended September 30, 2026 and 2025, primarily due to the decrease in professional services costs.
General and Administrative
General and administrative expenses consist primarily of salary and related expenses associated with administrative and executive employees, bad debt expense, professional service expenses, legal expenses, amortization of intangible assets, general office expense and facilities costs. General and administrative expenses were $4.5 million and $4.4 million for the three months ended September 30, 2026 and 2025, respectively. General and administrative expenses were $12.9 million and $13.4 million for the nine months ended September 30, 2026 and 2025, respectively.
General and administrative expenses increased $167,000 for the three months ended September 30, 2026 from the three months ended September 30, 2025, primarily due to a $120,000 increase in professional services costs.
General and administrative expenses decreased $548,000 for the nine months ended September 30, 2026 from the nine months ended September 30, 2025, primarily due to a $192,000 decrease in bad debt, a $181,000 decrease in travel and entertainment, and a $172,000 decrease in bonus expenses.
Other Income, net
Other income, net consisted primarily of foreign exchange transaction gains and losses, sublease income, German federal government funding for COVID-related pandemic relief, interest income and interest expense. Other income (expenses), net was $166,000 and $(64,000), for the three months ended September 30, 2026 and 2025, respectively. Other income, net was $436,000 and $727,000, for the nine months ended September 30, 2026 and 2025, respectively.
Other income, net increased $230,000 for the three months ended September 30, 2026 from the three months ended September 30, 2025 primarily due to $160,000 in write-offs from previously collected but unapplied media fees from clients, and a $73,000 increase in foreign exchange transaction gain.
Other income, net decreased $291,000 for the nine months ended September 30, 2026 from the nine months ended September 30, 2025 primarily due to a $210,000 release of JFC VAT liabilities after a four-years statute of limitations and a $179,000 German federal government funding for COVID-19 pandemic relief the Company received and the foreign exchange transactions gains during the nine months ended September 30, 2025.
Income Taxes
Our income is generally taxed in the U.S., Canada and U.K. Our income tax provision reflects federal, state and country statutory rates applicable to our worldwide income. Income tax expense (benefit) was $(436,000) and $245,000, respectively, for the three months ended September 30, 2026 and 2025. Our effective tax rate from continuing operations was 18% and 58%, respectively, for the three months ended September 30, 2026 and 2025. The Company’s effective tax rate for the three months ended September 30, 2026 changed from the three months ended September 30, 2025 primarily due to the decrease in operating profit and an increase to interest expense for the uncertain tax position in the three months ended September 30, 2026. Income tax expense was $124,000 and $2.2 million, respectively, for the nine months ended September 30, 2026 and 2025. Our effective tax rate from continuing operations was (9)% and 30%, respectively, for the nine months ended September 30, 2026 and 2025. The Company’s effective tax rate for the nine months ended September 30, 2026 changed from the nine months ended September 30, 2025 primarily due to a decrease in operating profit in the nine months ended September 30, 2026 and an increase in interest expense related to uncertain tax positions.
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

Travelzoo North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Revenues	$14,801	$14,231	$46,149	$45,492
Operating profit (loss)	$(1,376)	$1,128	$376	$7,541
Operating profit (loss) as a % of revenue	(9.3)%	7.9%	0.8%	16.6%
North America revenues increased by $570,000 for the three months ended September 30, 2026 from the three months ended September 30, 2025. This increase was primarily due to the increase in paid Membership Fees, partially offset by the decrease in advertising email revenue. North America expenses increased by $3.1 million for the three months ended September 30, 2026 from the three months ended September 30, 2025. The increase was primarily due to a $2.2 million increase in member acquisition costs and a $0.9 million increase in cost of revenue related to the purchase of vouchers and gift cards, which were sold during the three months ended September 30, 2026.
North America revenues increased by $657,000 for the nine months ended September 30, 2026 from the nine months ended September 30, 2025. This increase was primarily due to the increase in paid Membership Fees and Getaways vouchers partially offset by the decrease in advertising email revenue. North America expenses increased by $7.8 million for nine months ended September 30, 2026 from the nine months ended September 30, 2025. The increase was primarily due to a $4.1 million increase in member acquisition costs and a $3.7 million increase in cost of revenue related to purchase of vouchers and gift cards.
Travelzoo Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Revenues	$6,917	$6,565	$20,430	$19,661
Operating loss	$(1,215)	$(640)	$(2,134)	$(1,296)
Operating loss as a % of revenue	(17.6)%	(9.7)%	(10.4)%	(6.6)%
Europe revenues increased by $352,000 for the three months ended September 30, 2026 from the three months ended September 30, 2025. The increase was primarily due to the increase in paid Membership Fees and Getaways vouchers, partially offset by the decrease in advertising revenue. Europe expenses increased by $928,000 for the three months ended September 30, 2026 from the three months ended September 30, 2025, primarily due to a $912,000 increase in member acquisition costs.
Europe revenues increased by $769,000 for the nine months ended September 30, 2026 from the nine months ended September 30, 2025. The increase was primarily due to the increase in paid Membership Fees and Getaway vouchers, partially offset by the decrease in advertising revenue. Europe expenses increased by $1.6 million for the nine months ended September 30, 2026 from the nine months ended September 30, 2025, primarily due to a $1.6 increase in member acquisition costs.
Foreign currency movements relative to the U.S. dollar positively impacted our local currency income from our operations in Europe by approximately $16,000 for the three months ended September 30, 2026 and negatively impacted our local currency income from our operations in Europe by approximately $41,000 for the three months ended September 30, 2025. Foreign currency movements relative to the U.S. dollar negatively impacted our local currency income from our operations in Europe by approximately $81,000 and $31,000 for the nine months ended September 30, 2026 and 2025.

Jack’s Flight Club

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Revenues	$1,165	$1,375	$3,751	$4,028
Operating profit (loss)	$34	$20	$(48)	$188
Operating profit (loss) as a % of revenue	2.9%	1.5%	(1.3)%	4.7%
Jack’s Flight Club revenues decreased by $210,000 for the three months ended September 30, 2026 from the three months ended September 30, 2025 due to the decrease in subscription fees paid by the members. Jack’s Flight Club expenses decreased by $224,000 for the three months ended September 30, 2026 from the three months ended September 30, 2025, primarily due to the decrease in advertising and marketing costs.
Jack’s Flight Club revenues decreased by $277,000 for the nine months ended September 30, 2026 from the nine months ended September 30, 2025 due to the decrease in subscription fees paid by the members. Jack’s Flight Club expenses decreased by $41,000 for the nine months ended September 30, 2026 from the nine months ended September 30, 2025, primarily due to the decrease in advertising and marketing costs.
New Initiatives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Revenues	$27	$27	$61	$64
Operating loss	$(3)	$(20)	$(72)	$(81)
New Initiatives segment primarily consists of the Company's licensing business, Travelzoo META, Metaverse experience scouting and development business and the retail and fashion business acquired with MTE.
Liquidity and Capital Resources
As of September 30, 2026, we had $8.1 million in cash and cash equivalents, of which $5.7 million was held outside the U.S. in our foreign operations. If this cash is distributed to the U.S., we may be subject to additional foreign withholding taxes in certain circumstances. We also had $754,000 in restricted cash held in the U.S. and U.K. as of September 30, 2026.
Cash, cash equivalents and restricted cash decreased $1.9 million from $10.8 million as of December 31, 2025 to $8.8 million as of September 30, 2026, primarily due to $5.7 million cash used to repurchase common stock, partially offset by $4.0 million cash provided by operating activities.
As of September 30, 2026, we had merchant payables of $10.4 million related to unredeemed vouchers. In the Company’s financial statements presented in this 10-Q report, following U.S. generally accepted accounting principles (“GAAP”), we classified all merchant payables as current. When all merchant payables are classified as current, there is negative net working capital (which is defined as current assets minus current liabilities) of $18.3 million. Payables to merchants are generally due upon redemption of vouchers. As of September 30, 2026, unredeemed vouchers have maturities through March 2028; however, expiration dates may be extended on a case-by-case basis and final payment to merchants upon expiration may not be due for up to a year after. Based on current projections of redemption activity, we expect that cash on hand as of September 30, 2026 will be sufficient to provide for working capital needs for at least the next twelve months.
The following table provides a summary of our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$4,003	$4,209
Net cash used in investing activities	(46)	(49)
Net cash used in financing activities	(5,735)	(13,068)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(141)	415
Net decrease in cash, cash equivalents and restricted cash	$(1,919)	$(8,493)
Net cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2026 was $4.0 million, which primarily consisted of net loss of $1.6 million, a $122,000 increase in non-cash items and a $5.4 million increase in cash from changes in operating assets and liabilities. Adjustments for non-cash items primarily consisted of $1.1 million for stock based compensation offset partially by a $972,000 decrease in deferred income tax. The increase in cash from changes in operating assets and liabilities was primarily due to a $4.9 million increase in deferred revenue and $1.6 million increase in accounts payable, offset partially by a $1.1 million decrease in merchant payables.
Cash paid for income taxes, net of refunds received, during the nine months ended September 30, 2026 and 2025 was $789,000 and $3.6 million, respectively.
Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was $46,000 and $49,000, respectively. The cash used in investing activities for the nine months ended September 30, 2026 consisted of purchases of property and equipment.
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
Item 4.        Controls and Procedures
Based on management’s evaluation (with the participation of the Company’s Global Chief Executive Officer (CEO), the principal accounting officer, the Chief Membership Officer and General Counsel, and other supporting Finance staff), as of September 30, 2026, management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our Global CEO, principal accounting officer, and Chief Membership Officer and General Counsel, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We repurchased 256,898 shares of our common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares that May Yet be Purchased Under the Program
July 1, 2026–July 31, 2026	20,000	$7.21	20,000	280,000
August 1, 2026–August 31, 2026	36,898	$6.94	36,898	243,102
September 1, 2026–September 30, 2026	200,000	$5.64	—	243,102
	256,898		56,898
On March 5, 2026, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. For the three months ended September 30, 2026, the Company repurchased 56,898 shares of common stock for an aggregate purchase price of $401,000, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. As of September 30, 2026, there were 243,102 shares remaining to be repurchased under this program.
On September 28, 2026, the Company entered into a Stock Repurchase Agreement with Mr. Holger Bartel to privately repurchase an aggregate of 200,000 shares of the Company’s common stock for an aggregate purchase price of $1.1 million, excluding excise tax due under the Inflation Reduction Act of 2022, with such shares retired and recorded as a reduction of additional paid-in capital until extinguished with the remaining amount reflected as a reduction of retained earnings. This transaction was approved by a Special Committee of the Board of Directors, in consultation with independent legal and financial advisors. This transaction was separate from the Company’s outstanding share repurchase program. See Note 11: Related Party Transactions for further information.
Item 3:    Defaults Upon Senior Securities
None.
Item 4:    Mine Safety Disclosures
None.
Item 5:    Other Information
The Compensation Committee approved the appointment of Ralph Bartel as the Company’s principal accounting officer, effective upon the finalization of an amendment to Mr. Bartel’s Consulting Agreement.
The Consulting Agreement was amended and restated, effective November 6, 2026, to, among other things, include Mr. Bartel’s service as principal accounting officer. Mr. Bartel’s compensation pursuant to the Consulting Agreement, which has been previously disclosed, remains unchanged. Mr. Bartel will not receive additional compensation for assuming the role of principal accounting officer.
Information regarding Mr. Bartel’s background and business experience is incorporated by reference herein from the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 11, 2026. There is no arrangement or understanding between Mr. Bartel and any other person pursuant to which he was selected as principal accounting officer. See Note 11: Related Party Transactions for information regarding related party transactions involving Mr. Bartel.
Mr. Bartel is the brother of Holger Bartel, Global Chief Executive Officer.
The information set forth above relating to the Consulting Agreement is qualified in its entirety by reference to the full text of the agreement, which is attached as Exhibit 10.3 to this report, and which is incorporated herein by reference.
Item 6.        Exhibits
The following table sets forth a list of exhibits:

Exhibit Number	Description

3.1	—	Certificate of Incorporation of Travelzoo (Incorporated by reference to our Pre-Effective Amendment No. 6 to our Registration Statement on Form S-4 (File No. 333-55026), filed February 14, 2002)

3.2	—	Certificate of Amendment of Certificate Incorporation of Travelzoo (File No. 000-50171), filed May 10, 2017)

3.3	—	Certificate of Amendment of Certificate of Incorporation to Authorize a Reduction of the Authorized Number of Shares of Our Common Stock from 40,000,000 to 20,000,000 Shares

3.4	—	Amended and Restated By-laws of Travelzoo (Incorporated by reference to Exhibit 3.5 on Form 8-K (File No. 000-50171), filed April 5, 2022).

10.1	—	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q (File No. 000-50171), filed November 9, 2007)

10.2†	—	Stock Repurchase Agreement, dated September 28, 2026, between Travelzoo and Holger Bartel

10.3†	—	Amended and Restated Consulting Agreement, dated November 6, 2026, between Travelzoo and Ralph Bartel

31.1‡	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema Document

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document
*    This exhibit is a management contract or a compensatory plan or arrangement.
‡    Filed herewith
†    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELZOO
(Registrant)

By:	/s/ RALPH BARTEL
Ralph Bartel
On behalf of the Registrant and as Principal Accounting Officer

Date: November 12, 2026